Form 10-K
period 2007-12-31
GE Commercial Mortgage Corporation, Series 2007-C1 Trust
filed 2008-03-28
CIK 1395290

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130174-01

      GE Commercial Mortgage Corporation, Series 2007-C1 Trust
      (exact name of issuing entity as specified in its charter)

      GE Commercial Mortgage Corporation
      (exact name of the depositor as specified in its charter)

      Commission File Number of Depositor:  333-130174

      Bank of America, National Association
      German American Capital Corporation
      Barclays Capital Real Estate Inc.
      General Electric Capital Corporation
      (exact name of the sponsors as specified in their charters)



  New York                                54-2199846
  (State or other jurisdiction of         54-2199847
  incorporation or organization)          54-6744186
                                          54-6747766
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) incorporated by reference in Part IV.

  Sub-Servicing Agreement (Filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) incorporated by reference in Part IV.

  Sub-Servicing Agreement (Filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) incorporated by reference in Part IV.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

In November 2007, the Attorney General of the State of Ohio ("Attorney General") and the Ohio Department of Commerce, Division of Financial Institutions ("DFI") (collectively, "Ohio Regulators") issued to Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq") a Joint Subpoena/Investigative Demand ("Subpoena"), captioned No. PL-HMS-01.
This Subpoena was issued to HomEq and a number of other financial institutions as part of a preliminary inquiry by the Ohio Regulators into the mortgage lending and servicing practices of these companies as they relate to the securitization of residential mortgages in Ohio and the rating of securities created by the same. The Subpoena states that the Regulators are investigating potential violations of Ohio's Consumer Sales Practices Act, Ohio's Second Mortgage Loan Act, and/or Ohio's Valentine Act.

The Subpoena requests the production of certain responsive documents and information generated between January 1, 2003 and November 9, 2007 as well as responsive documents generated outside the relevant time period, but which contain information concerning the relevant time period. HomEq is fully cooperating with the Ohio Regulators in this inquiry. HomEq has reached an agreement with the Ohio Regulators that it will produce responsive documents and information on a rolling basis, and has begun to do so. Given the preliminary status of the matter, HomEq is unable, at this point, to evaluate whether any claim will be made against HomEq or HomEq's likelihood of successfully defending any such action or the potential exposure in such an action.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

GEMSA Loan Services, L.P. acts as a sub-servicer to CBRE Melody of Texas, L.P., which acts as a sub-servicer to Wachovia Bank, National Association, in each case with respect to mortgage loans representing less than 1.0% of the pool. GEMSA Loan Services, L.P. is 50% owned by General Electric Capital Corporation, a sponsor.

No additional affiliations, certain relationships or related transactions have been identified, other than those previously disclosed in the prospectus filed on May 7, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

1122(d)(i) and 1122(2)(ii)-Wachovia Bank National Association's ("Wachovia" or the "Company") Management Assessment (the "Assessment") attached as an exhibit to this report on Form 10-K describes the following material instances of noncompliance related to cash collection and administration:

"With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank account within the timeframe as specified in the transaction agreement. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Management does not believe that this failure to follow the transaction agreements resulted in any loss of control over trust assets or in any impact to investors. The Company implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.

With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. The Company implemented additional controls in 2007 to better monitor these processes and correct the non-compliance."

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this report on Form 10-K describes in Appendix B to the 2007 Assessment the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, (incorporated herein by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K, as filed with the Commission on May 23, 2007 (Commission File Number 333-130174-01)).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as master servicer
    33.2 Bank of America, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    33.3 Bank of America, National Association as master servicer for the Skyline Portfolio loan and the Pacific Shores loan
    33.4 Capmark Finance Inc. as master servicer for the Americold Portfolio loan
    33.5 Capmark Finance Inc. as primary servicer for the Americold Portfolio loan
    33.6 CWCapital Asset Management LLC as special servicer for the Four Seasons Resort Maui loan
    33.7 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    33.8 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
    National Association
    33.9 KeyCorp Real Estate Capital Markets, Inc. as master servicer
    33.10 LaSalle Bank, National Association as custodian for the Skyline Portfolio loan
    33.11 LaSalle Bank, National Association as trustee for the Skyline Portfolio loan
    33.12 LNR Partners, Inc. as special servicer
    33.13 LNR Partners, Inc. as special servicer for the Americold Portfolio loan
    33.14 LNR Partners, Inc. as special servicer for the Four Seasons Resort Maui loan
    33.15 LNR Partners, Inc. as special servicer for the Mall of America loan
    33.16 LNR Partners, Inc. as special servicer for the Skyline Portfolio loan and the
    Pacific Shores loan
    33.17 Midland Loan Services, Inc. as master servicer for the Mall of America loan
    33.18 Wachovia Bank, National Association as sub-servicer to KeyCorp Real Estate Capital
    Markets, Inc.
    33.19 Wachovia Bank, National Association as master servicer for the Four Seasons Resort
    Maui loan
    33.20 Wells Fargo Bank, N.A. as trustee
    33.21 Wells Fargo Bank, N.A. as custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as master servicer
    34.2 Bank of America, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    34.3 Bank of America, National Association as master servicer for the Skyline Portfolio loan and the Pacific Shores loan
    34.4 Capmark Finance Inc. as master servicer for the Americold Portfolio loan
    34.5 Capmark Finance Inc. as primary servicer for the Americold Portfolio loan
    34.6 CWCapital Asset Management LLC as special servicer for the Four Seasons Resort Maui loan
    34.7 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    34.8 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
     National Association
    34.9 KeyCorp Real Estate Capital Markets, Inc. as master servicer
    34.10 LaSalle Bank, National Association as custodian for the Skyline Portfolio loan
    34.11 LaSalle Bank, National Association as trustee for the Skyline Portfolio loan
    34.12 LNR Partners, Inc. as special servicer
    34.13 LNR Partners, Inc. as special servicer for the Americold Portfolio loan
    34.14 LNR Partners, Inc. as special servicer for the Four Seasons Resort Maui loan
    34.15 LNR Partners, Inc. as special servicer for the Mall of America loan
    34.16 LNR Partners, Inc. as special servicer for the Skyline Portfolio loan and the
    Pacific Shores loan
    34.17 Midland Loan Services, Inc. as master servicer for the Mall of America loan
    34.18 Wachovia Bank, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    34.19 Wachovia Bank, National Association as master servicer for the Four Seasons
    Resort Maui loan
    34.20 Wells Fargo Bank, N.A. as trustee
    34.21 Wells Fargo Bank, N.A. as custodian



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as master servicer
    35.2 Bank of America, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    35.3 Bank of America, National Association as master servicer for the Skyline Portfolio loan and the Pacific Shores loan
    35.4 Capmark Finance Inc. as master servicer for the Americold Portfolio loan
    35.5 CWCapital Asset Management LLC as special servicer for the Four Seasons Resort Maui loan
    35.6 GEMSA Loan Services, L.P. as sub-servicer to CBRE Melody of Texas, L.P., as sub-servicer to Wachovia Bank, National Association as sub-servicer to KeyCorp Real
    Estate Capital Markets, Inc.*
    35.7 KeyCorp Real Estate Capital Markets, Inc. as master servicer
    35.8 LaSalle Bank, National Association as trustee for the Skyline Portfolio loan
    35.9 LNR Partners, Inc. as special servicer
    35.10 LNR Partners, Inc. as special servicer for the Americold Portfolio loan
    35.11 LNR Partners, Inc. as special servicer for the Four Seasons Resort Maui loan
    35.12 LNR Partners, Inc. as special servicer for the Mall of America loan
    35.13 LNR Partners, Inc. as special servicer for the Skyline Portfolio loan and the
    Pacific Shores loan
    35.14 Midland Loan Services, Inc. as master servicer for the Mall of America loan
    35.15 Wachovia Bank, National Association as sub-servicer to KeyCorp Real Estate Capital
    Markets, Inc.
    35.16 Wachovia Bank, National Association as master servicer for the Four Seasons Resort
    Maui loan
    35.17 Wells Fargo Bank, N.A. as trustee



   * GEMSA Loan Services, L.P. is 50% owned by General Electric Capital Corporation, a sponsor. It services less than 1% of the pool.

   99.1 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.2 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.3 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.4 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.5 Sub-Servicing Agreement (incorporated herein by reference from Exhibit
   99.5 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.6 Sub-Servicing Agreement (incorporated herein by reference from Exhibit
   99.6 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GE Commercial Mortgage Corporation
   (depositor)


   /s/ Alec Burger
   Alec Burger
   President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, (incorporated herein by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K, as filed with the Commission on May 23, 2007 (Commission File Number 333-130174-01)).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as master servicer
    33.2 Bank of America, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    33.3 Bank of America, National Association as master servicer for the Skyline Portfolio loan and the Pacific Shores loan
    33.4 Capmark Finance Inc. as master servicer for the Americold Portfolio loan
    33.5 Capmark Finance Inc. as primary servicer for the Americold Portfolio loan
    33.6 CWCapital Asset Management LLC as special servicer for the Four Seasons Resort Maui loan
    33.7 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    33.8 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
    National Association
    33.9 KeyCorp Real Estate Capital Markets, Inc. as master servicer
    33.10 LaSalle Bank, National Association as custodian for the Skyline Portfolio loan
    33.11 LaSalle Bank, National Association as trustee for the Skyline Portfolio loan
    33.12 LNR Partners, Inc. as special servicer
    33.13 LNR Partners, Inc. as special servicer for the Americold Portfolio loan
    33.14 LNR Partners, Inc. as special servicer for the Four Seasons Resort Maui loan
    33.15 LNR Partners, Inc. as special servicer for the Mall of America loan
    33.16 LNR Partners, Inc. as special servicer for the Skyline Portfolio loan and the
    Pacific Shores loan
    33.17 Midland Loan Services, Inc. as master servicer for the Mall of America loan
    33.18 Wachovia Bank, National Association as sub-servicer to KeyCorp Real Estate Capital
    Markets, Inc.
    33.19 Wachovia Bank, National Association as master servicer for the Four Seasons Resort
    Maui loan
    33.20 Wells Fargo Bank, N.A. as trustee
    33.21 Wells Fargo Bank, N.A. as custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as master servicer
    34.2 Bank of America, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    34.3 Bank of America, National Association as master servicer for the Skyline Portfolio loan and the Pacific Shores loan
    34.4 Capmark Finance Inc. as master servicer for the Americold Portfolio loan
    34.5 Capmark Finance Inc. as primary servicer for the Americold Portfolio loan
    34.6 CWCapital Asset Management LLC as special servicer for the Four Seasons Resort Maui loan
    34.7 First American Commercial Real Estate Services, Inc. as servicing function participant to Wachovia Bank, National Association
    34.8 Global Realty Outsourcing, Inc. as servicing function participant to Wachovia Bank,
    National Association
    34.9 KeyCorp Real Estate Capital Markets, Inc. as master servicer
    34.10 LaSalle Bank, National Association as custodian for the Skyline Portfolio loan
    34.11 LaSalle Bank, National Association as trustee for the Skyline Portfolio loan
    34.12 LNR Partners, Inc. as special servicer
    34.13 LNR Partners, Inc. as special servicer for the Americold Portfolio loan
    34.14 LNR Partners, Inc. as special servicer for the Four Seasons Resort Maui loan
    34.15 LNR Partners, Inc. as special servicer for the Mall of America loan
    34.16 LNR Partners, Inc. as special servicer for the Skyline Portfolio loan and the
    Pacific Shores loan
    34.17 Midland Loan Services, Inc. as master servicer for the Mall of America loan
    34.18 Wachovia Bank, National Association as sub-servicer to KeyCorp Real Estate Capital
    Markets, Inc.
    34.19 Wachovia Bank, National Association as master servicer for the Four Seasons Resort
    Maui loan
    34.20 Wells Fargo Bank, N.A. as trustee
    34.21 Wells Fargo Bank, N.A. as custodian


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as master servicer
    35.2 Bank of America, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    35.3 Bank of America, National Association as master servicer for the Skyline Portfolio loan and the Pacific Shores loan
    35.4 Capmark Finance Inc. as master servicer for the Americold Portfolio loan
    35.5 CWCapital Asset Management LLC as special servicer for the Four Seasons Resort Maui loan
    35.6 GEMSA Loan Services, L.P. as sub-servicer to CBRE Melody of Texas, L.P., as sub-servicer to Wachovia Bank, National Association as sub-servicer to KeyCorp Real
    Estate Capital Markets, Inc.*
    35.7 KeyCorp Real Estate Capital Markets, Inc. as master servicer
    35.8 LaSalle Bank, National Association as trustee for the Skyline Portfolio loan
    35.9 LNR Partners, Inc. as special servicer
    35.10 LNR Partners, Inc. as special servicer for the Americold Portfolio loan
    35.11 LNR Partners, Inc. as special servicer for the Four Seasons Resort Maui loan
    35.12 LNR Partners, Inc. as special servicer for the Mall of America loan
    35.13 LNR Partners, Inc. as special servicer for the Skyline Portfolio loan and the
    Pacific Shores loan
    35.14 Midland Loan Services, Inc. as master servicer for the Mall of America loan
    35.15 Wachovia Bank, National Association as sub-servicer to KeyCorp Real Estate
    Capital Markets, Inc.
    35.16 Wachovia Bank, National Association as master servicer for the Four Seasons
    Resort Maui loan
    35.17 Wells Fargo Bank, N.A. as trustee


   * GEMSA Loan Services, L.P. is 50% owned by General Electric Capital Corporation, a sponsor. It services less than 1% of the pool.

   99.1 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.2 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.3 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.4 Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.5 Sub-Servicing Agreement (incorporated herein by reference from Exhibit
   99.5 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).

   99.6 Sub-Servicing Agreement (incorporated herein by reference from Exhibit
   99.6 to the Registrant's Current Report on Form 8-K filed on May 23, 2007 (Commission File Number 333-130174-01)) (incorporated by reference).